Form 10-Q
period 2025-09-30
Xsolla SPAC 1
filed 2026-03-16
CIK 2088807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-43066

Xsolla SPAC 1

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15260 Ventura Boulevard, Suite 2230
Sherman Oaks, CA 91403

(Address of principal executive offices and zip code)

(877) 987-9233

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	XSLLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	XSLL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	XSLLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 16, 2026, there were 20,873,579 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 6,806,462 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

XSOLLA SPAC 1

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

XSOLLA SPAC 1

BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Current Assets
Prepaid expenses	$25,000
Total Current Assets	25,000
Deferred offering costs	57,400
Total Assets	$82,400

Liabilities and Shareholder’s Deficit
Liabilities:
Current Liabilities
Accrued expenses	$38,170
Accrued offering costs	7,400
Promissory note – related party	58,492
Total Current Liabilities	104,062
Total Liabilities	104,062

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 475,000,000 shares authorized; no shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)(2)(3)(4)	767
Additional paid-in capital	24,233
Accumulated deficit	(46,662)
Total Shareholder’s Deficit	(21,662)
Total Liabilities and Shareholder’s Deficit	$82,400

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per-share amounts have been retroactively presented.
(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.
(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Formation, general, and administrative costs	$46,662
Loss from operations	(46,662)

Net loss	$(46,662)

Weighted average shares outstanding, Class B ordinary shares (1)(2)(3)(4)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share amounts have been retroactively presented.
(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.
(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 16, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)(3)(4)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(46,662)	(46,662)

Balance – September 30, 2025	—	$—	7,666,667	$767	$24,233	$(46,662)	$(21,662)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share amounts have been retroactively presented.
(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.
(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CASH FLOWS

 FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(46,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note – related party	8,492
Changes in operating assets and liabilities:
Accrued expenses	38,170
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$7,400
Deferred offering costs paid through promissory note – related party	$50,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Xsolla SPAC 1 (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on September 16, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 16, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”, as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850. Each Unit consists of one Class A ordinary share (each, a “Public Share”) and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in the Company’s prospectus.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Xsolla SPAC I LLC (the “Sponsor”), generating gross proceeds of $4,000,000. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $31,460. The additional Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (“Private Placement Warrant). Each Private Placement Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placements Units are identical to the Public Warrants comprising part of the Units sold in the Initial Public Offering.

Transaction costs incurred on the closing of the Initial Public Offering on January 30, 2026 amounted to $2,632,385, consisting of $1,500,000 of cash underwriting discount, $491,500 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs. On February 2, 2026, as a result of partial exercise by the underwriters of their over-allotment option, additional transaction costs incurred amounted to $41,756, consisting of $31,454 of cash underwriting discount and $10,302 representing fair value of additional representative shares issued to the representative of the underwriters.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on January 30, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”), with U.S.-based trust account, Odyssey Transfer & Trust Company acting as trustee. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units and additional Private Placement Units totaling to $4,193,850 have been added in the Trust Account. A total of $204,193,850 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the partial exercise by the underwriters of their over-allotment option) and the sale of the Private Placement Units were placed in the Trust Account on February 2, 2026. The funds may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a simple majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) that, being entitled to do so, attend and vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers, and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor, officers, and directors have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses)), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor, officers, and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares they held if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, officers, and directors or any of their respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $2,000,000 (see Note 5). As of September 30, 2025, the Company had no cash and had a working capital deficit of $79,062.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has completed its Initial Public Offering on January 30, 2026 and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering, the sale of the Private Placement Units, and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited financial statements.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 29, 2026, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 5, 2026 and February 6, 2026. The interim results for the period from September 16, 2025 through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering” and Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).” Offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. On January 30, 2026 and February 2, 2026, upon the completion of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, respectively, offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Units are charged to shareholders’ equity as Public Warrants and Private Placement Warrants included in the Private Placement Units after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option the time of the Initial Public Offering. As of September 30, 2025, there is no over-allotment option liability recognized in the Company’s unaudited balance sheet. On January 30, 2026, the Company recognized a total of $186,700 of over-allotment option liability. As of February 2, 2026, the Company reduced the over-allotment option liability by $26,100 as a result of the partial exercise by the underwriters of their over-allotment option.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under FASB ASC Topic 815-40, the Public Warrants and the Private Placement Warrants included in the Private Placement Units meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. As of September 30, 2025, there are no Public Warrants and Private Placement Warrants issued or outstanding.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 6). As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per share for the period presented.

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 30, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placements Units are identical to the Public Warrants comprising part of the Units sold in the Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. A portion of the proceeds from the Private Placement Units are added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 5 — RELATED PARTIES

Founder Shares

On September 16, 2025, the Sponsor received 9,583,333 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 of the Company’s expense to a vendor.

On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share amounts have been retroactively presented.

Up to 1,000,000 Founder Shares will be surrendered to the Company for no consideration by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 20.0% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.

On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

On January 28, 2026, the Sponsor entered into agreement with independent directors and officers to transfer 73,334 Founder Shares to each of the Company’s independent directors and officers (for an aggregate of 660,006 Founder Shares), at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share in exchange for their services as independent directors and officers through the Company’s initial Business Combination. The Founder Shares transferred were subject to several conditions under which the Sponsor held the same at the execution. The transfer of the Founder Shares to the holders is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The total fair value of the 660,006 Founder Shares transferred to the holders on January 28, 2026, was $1,696,215 or $2.57 per share. The Company established the initial fair value of Founder Shares on January 28, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the implied Class A share price of $9.83, the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, and risk-free rate of 3.97%. The aggregate fair value of the Founder Shares transferred is classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned/transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares assigned/transferred times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares, if there’s any. As of September 30, 2025, the transfer of Founder Shares was not yet occurred and the Company determined that the initial Business Combination is not considered probable, therefore no compensation expense has been recognized.

The Sponsor, directors, and officers have agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) six months after completion of an initial Business Combination; or (B) if the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of the initial Business Combination, (2) in the case of the Private Placement Units, including the Class A ordinary shares, and warrants comprising such Private Placement Units, and the respective Class A ordinary shares underlying such Private Placement Warrants, until 30 days after the completion of the initial Business Combination.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

General and Administrative Services

The Company entered into an agreement with the Sponsor, commencing on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. As of September 30, 2025, such arrangements had not been executed, and the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of such Working Capital Loans have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025, there was no amount outstanding under the Working Capital Loans.

Promissory Note — Related Party

On December 29, 2025, the Company entered into Amendment No. 1 to the promissory note (the “Promissory Note”) dated September 19, 2025 to extend the maturity of the Promissory Note to the earlier of (i) March 31, 2026 and (ii) the closing of the Initial Public Offering. The Sponsor agreed to loan the Company up to $2,000,000. These loans are non-interest bearing and unsecured. As of September 30, 2025, there was $58,492 outstanding under the Promissory Note. On January 30, 2026, the Company had borrowed an aggregate of $316,235 under such Promissory Note, $262,593 of which has been paid by the Company at the closing of the Initial Public Offering and the remaining $53,642 has been paid on March 16, 2026. Borrowings under the Promissory Note are no longer available.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (including the securities comprising such Private Placement Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands for underwritten offerings, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Pursuant to such registration rights agreement, the Company has agreed that, within 30 days after the consummation of an initial Business Combination, the Company will file with the SEC a registration statement registering the resale or other disposition of such securities. The Company will use its commercially reasonable efforts to cause such registration statement to become effective by the SEC as soon as reasonably practicable after the initial filing of the registration statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 2, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 419,385 Units. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,580,615 over-allotment option Units. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit or $1,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters were entitled to a cash underwriting discount of $0.075 per additional Unit or $31,454 in aggregate, paid on February 2, 2026 and the $6 has been transferred to the Company’s bank operating account.

Representative Shares

The Company agreed to issue D. Boral, the representative of underwriters 50,000 Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company agreed to issue additional 1,048 Representative Shares to D. Boral as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026. These Representative Shares will be registered in the registration statement of which the prospectus forms a part. The representative of the underwriters has agreed not to transfer, assign or sell any such shares until the completion of an initial Business Combination. In addition, the representative of the underwriters has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association. The Representative Shares issued to D. Boral have been granted customary registration rights in compliance with FINRA Rule 5110(g)(8).

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Proposed Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Proposed Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. These securities have resale registration rights including three demand (one at the Company’s expense and two at D. Boral’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

The Representative Shares issued to the representative of the underwriters are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under Staff Accounting Bulletin Topic 5A, specific incremental costs directly attributable to proposed or actual offering of equity securities may by deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the 51,048 Representative Shares to be $501,802 or $9.83 per share. Accordingly, the fair value of $501,802 has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment option. The Company established the initial fair value for the Representative Shares on January 30, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third-party valuation experts, which takes into consideration the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, risk-free rate of 3.97%, and selected volatility of 2.5%.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 475,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, up to 1,000,000 of which will be surrendered to the Company for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors and continuing the company in a jurisdiction outside the Cayman Islands prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with an initial Business Combination, the Company may enter into shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of an initial Business Combination or at any time prior thereto at the option of the holder thereof, subject to adjustments described herein.

NOTE 8 — WARRANTS

There were no Public Warrants and Private Placement Warrants issued or outstanding as of September 30, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder;

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganization, recapitalizations and the like); and

●	for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price, as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants included in the Private Placement Units are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cash or cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2025
Total assets	$82,400

For the Period from September 16, 2025 (Inception) Through September 30, 2025
Formation, general, and administrative costs	$46,662

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 16, 2026, the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share amounts have been retroactively presented.

On January 28, 2026, the Sponsor entered into agreement with independent directors and officers to transfer 73,334 Founder Shares to each of the Company’s independent directors and officers (for an aggregate of 660,006 Founder Shares), at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share in exchange for their services as independent directors and officers through the Company’s initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026.

The Company entered into an agreement with the Sponsor, commencing on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services.

Pursuant to the Initial Public Offering on January 30, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850.

Simultaneously with the closing of the Initial public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460.

A total of $204,193,850 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the partial exercise by the underwriters of their over-allotment option) and the sale of the Private Placement Units were placed in the Trust Account on February 2, 2026.

Transaction costs incurred on the closing of the Initial Public Offering on January 30, 2026 amounted to $2,632,385, consisting of $1,500,000 of cash underwriting discount, $491,500 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs. On February 2, 2026, as a result of partial exercise by the underwriters of their over-allotment option, additional transaction costs incurred amounted to $41,756, consisting of $31,454 of cash underwriting discount and $10,302 representing fair value of additional representative shares issued to the representative of the underwriters.

The Company agreed to issue D. Boral, the representative of underwriters 50,000 Representative Shares upon the consummation of the Initial Public Offering. The Company agreed to issue additional 1,048 Representative Shares to D. Boral as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026.

On January 30, 2026, the Company had borrowed an aggregate of $316,235 under such Promissory Note, $262,593 of which has been paid by the Company at the closing of the Initial Public Offering and the remaining $53,642 has been paid on March 16, 2026. Borrowings under the Promissory Note are no longer available.

On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Xsolla SPAC 1. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Xsolla SPAC I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 16, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 16, 2025 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest or dividend income on investments held in our trust account established for the benefit of the public shareholders and the underwriters of the Initial Public Offering with Odyssey Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 16, 2025 (inception) through September 30, 2025, we had a net loss of $46,662, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2025, we had no cash and working capital deficit of $79,062.

Subsequent to the quarterly period covered by this Quarterly Report, pursuant to the Initial Public Offering on January 30, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850.

Simultaneously with the closing of the Initial public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460.

Following the Initial Public Offering, the partial exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Units, a total of $204,193,850 was placed in the Trust Account.

Transaction costs incurred on the closing of the Initial Public Offering on January 30, 2026 amounted to $2,632,385, consisting of $1,500,000 of cash underwriting discount, $491,500 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs. On February 2, 2026, as a result of partial exercise by the underwriters of their over-allotment option, additional transaction costs incurred amounted to $41,756, consisting of $31,454 of cash underwriting discount and $10,302 representing fair value of additional representative shares issued to the representative of the underwriters.

For the period from September 16, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $46,662 was affected by payment of formation costs through promissory note – related party of $8,492 and changes in accrued expenses of $38,170.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 2, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 419,385 Units. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,580,615 over-allotment option Units. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit or $1,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters were entitled to a cash underwriting discount of $0.075 per additional Unit or $31,454 in aggregate, paid on February 2, 2026.

The Company agreed to issue D. Boral, the representative of underwriters 50,000 Representative Shares upon the consummation of the Initial Public Offering. The Company agreed to issue additional 1,048 Representative Shares to D. Boral as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2025. However, the Certifying Officers completed a review of the accounting for material transactions covering this interim period and determined that the financial statements presented were complete and accurate and in conformity with U.S. generally accepted accounting principles. The Certifying Officers intend to add or adjust procedures going forward in order to meet requirements for adequate internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial public offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to the quarterly period covered by this Quarterly Report, on January 30, 2026, pursuant to the Initial Public Offering on January 30, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850.

Simultaneously with the closing of the Initial public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460.

Following the Initial Public Offering, the partial exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Units, a total of $204,193,850 was placed in the Trust Account.

Transaction costs incurred on the closing of the Initial Public Offering on January 30, 2026 amounted to $2,632,385, consisting of $1,500,000 of cash underwriting discount, $491,500 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs. On February 2, 2026, as a result of partial exercise by the underwriters of their over-allotment option, additional transaction costs incurred amounted to $41,756, consisting of $31,454 of cash underwriting discount and $10,302 representing fair value of additional representative shares issued to the representative of the underwriters.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xsolla SPAC 1

Date: March 16, 2026	By:	/s/ Dmitry Burkovskiy
Dmitry Burkovskiy
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Rytis Joseph Jan
Rytis Joseph Jan
Chief Financial Officer and Director (Principal Financial and Accounting Officer)