Form 10-K
period 2025-12-31
Xsolla SPAC 1
filed 2026-03-31
CIK 2088807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-43066

Xsolla SPAC 1

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15260 Ventura Boulevard, Suite 2230 Sherman Oaks, CA	91403
(Address of principal executive offices)	(Zip Code)

(877) 987-9233

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	XSLLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	XSLL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	XSLLW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 30, 2026, there were 20,873,579 Class A ordinary shares, including Class A ordinary shares underlying the units, and 6,806,462 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

XSOLLA SPAC 1

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this Annual Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or otherwise available to us;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering (“IPO”); and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in the Prospectus filed with the SEC on January 29, 2026.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

part I

ITEM 1. BUSINESS

Introduction

Xsolla SPAC 1 is a newly incorporated blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

As discussed further below, we seek to leverage and capitalize on our collective multi-faceted expertise, investing and operating experience, and broad network of relationships to source and evaluate potential transactions and create value for our stakeholders. We believe we have a deep and broad network of relationships and sector expertise to source and evaluate potential transactions, enhancing our ability to position us as a partner of choice with potential target companies. The extensive investing track record and operational experience of the management team, including significant public company executive and board experience are expected to enhance our credibility with prospective investors, and will allow us to be a value-added partner to the management team and stakeholders following an initial business combination. We believe our extensive M&A and capital markets experience will enable us to successfully execute an initial business combination transaction.

We may pursue an initial business combination in any business or industry but intend to focus our search on a target business in an industry where we believe the expertise of our management team will provide us with a competitive advantage in completing a successful initial business combination. We intend to seek to acquire one or more businesses with an aggregate enterprise value in excess of $500 million, determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

Our Sponsor

Our sponsor is a Delaware limited liability company, which was formed to invest in us. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Aleksandr Agapitov is the sole member of our sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. As of the date of this Annual Report, other than Aleksandr Agapitov, no other person has a direct or indirect material interest in our sponsor.

Initial Public Offering and Private Placement

On January 30, 2026, the Company consummated its initial public offering (“IPO”), which consisted of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The Company granted D. Boral Capital LLC, the underwriter in the offering (the “Underwriter”), the right to purchase up to an additional 3,000,000 units to cover over-allotments, within 45 days of the closing (the Over-Allotment Option”).

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 400,000 units (the “Private Units”) to Xsolla SPAC I LLC, at a price of $10.00 per Private Unit, generating total proceeds of $4,000,000. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment).

Subsequently, on January 30, 2026, the Underwriter partially exercised the Over-Allotment Option for 419,385 Units. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on February 2, 2026. The total aggregate issuance by the Company of 419,385 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $4,193,850. The underwriters have a remaining option to purchase up to 2,580,615 additional units. On February 2, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 3,146 Private Units to the Sponsor generating gross proceeds of $31,460.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On February 2, 2026 an additional $4,193,850 consisting of the net proceeds from the sale of the Over-Allotment Option Units and the additional Private Units was placed in the trust account, resulting in a total of $204,193,850 held in the trust account.

On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 founder shares to the Company for no consideration.

Business Strategy

Our objectives are to generate attractive returns for shareholders and enhance value through (1) completing an initial business combination with a high-quality merger target at an attractive valuation and on favorable terms for our shareholders and (2) enhancing the operational performance of the post-combination company through our team’s experience and by leveraging our expertise and extensive network within the private equity and venture capital ecosystem.

We expect to favor potential target companies with certain industry and business characteristics that we believe are aligned with compelling long-term secular trends and provide meaningful opportunities for value creation.

Target Industry Focus

While we may pursue an initial business combination in any business or industry, we intend to focus our search primarily on high-growth sectors that demonstrate strong secular tailwinds and structural transformation potential, including:

●	Video Games — a large and rapidly growing industry with significant opportunities in distribution, payments, digital goods, and infrastructure;

●	Financial Technology (FinTech) — companies enabling payments, embedded finance, and digital transactions across consumer and enterprise markets;

●	Advertising Technology (Ad Tech) — platforms and infrastructure supporting digital advertising, user acquisition, and monetization; and

●	Telecommunications — enabling infrastructure and platforms with opportunities to converge with gaming, media, and fintech ecosystems.

These sectors are experiencing accelerating digital adoption, technological innovation, and ecosystem convergence, creating favorable dynamics for both organic growth and strategic consolidation. We believe our focus on these industries positions us to identify high-quality targets that can benefit from both our team’s expertise and Xsolla’s strategic position as a global leader in video game commerce and financial infrastructure.

Target Business Characteristics

Within these target industries, we intend to identify companies that exhibit the following business characteristics:

●	Significant recurring or transaction-based revenue supported by diversified and loyal customer bases;

●	Opportunities for operational improvement and scalability, including geographic expansion, product line extension, or vertical integration;

●	Attractive margin profiles and strong free cash flow characteristics; and

●	Fragmented market landscapes that are conducive to consolidation strategies.

Geographic Focus

Our geographic focus will be North America, Asia Pacific, Europe, Middle East and North Africa, where we believe our management team’s operational experience, professional relationships, and cross-border transaction capabilities will provide us with a competitive advantage in identifying and completing a successful business combination.

Sourcing Strategy

Our selection process will leverage a broad and differentiated network of relationships across industry operators, private equity firms, venture capital funds, credit funds, and the lending community, as well as senior management teams of public and private companies, investment bankers, restructuring advisers, attorneys, and accountants in the United States and Europe.

Importantly, our affiliation with Xsolla provides us with privileged access to a global ecosystem of developers, publishers, payment providers, and platform partners across the video game and fintech sectors. This network has been built over two decades and spans thousands of commercial relationships, positioning us to source high-quality proprietary or semi-proprietary opportunities that may not be broadly marketed to financial sponsors.

Transaction Size

We intend to seek to acquire one or more businesses with an aggregate enterprise value between $500 million and $1 billion, as determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies. However, we may consider opportunities with smaller or larger enterprise values if we believe the opportunity is compelling.

Value Creation Strategy

We expect our strategy to draw heavily from venture capital and private equity investment disciplines, focusing on long-term value creation through disciplined investment practices, operational improvements, and strategic growth initiatives.

Our approach will emphasize:

●	Rigorous due diligence to evaluate targets across financial, operational, and strategic dimensions;

●	Identification of scalable businesses with strong fundamentals and clear vertical integration opportunities;

●	Application of private equity-style operational enhancements to drive revenue growth and efficiency post-business combination; and

●	Alignment of incentives between management and shareholders to foster sustainable value creation.

By leveraging our team’s deep experience in private equity and venture capital, combined with Xsolla’s strategic relationships and operational platform, we aim to bring transformative value to our target businesses. This includes expanding international distribution, accelerating monetization strategies, integrating enabling technologies, and pursuing strategic M&A to build scale and defensibility.

This approach reflects our commitment to unlocking value beyond the transaction itself and positioning our targets for long-term success as public companies, thereby driving sustainable growth and superior returns for our shareholders.

Competitive Advantages

We believe our competitive strengths position us favorably to identify and execute a successful initial business combination and to create long-term value for our shareholders. Our key competitive advantages include the following:

●	Depth of Team and Access to Resources. We have a dedicated management team with extensive experience in executing complex transactions, growing businesses, and creating shareholder value. Members of our team have held senior leadership roles across investment banking, private equity, venture capital, and operating companies in North America, Europe, and Asia. This depth of experience, combined with access to significant strategic and financial resources, provides us with the capability to evaluate a larger number of potential transactions relative to many other blank check companies.

●	Proprietary Sourcing Channels and Strategic Industry Relationships. We believe our team’s long-standing relationships across the video game, financial technology, advertising technology, and telecommunications industries will provide us with access to a differentiated pipeline of potential business combination opportunities. Our affiliation with Xsolla, a global leader in video game commerce and payments infrastructure, offers us unique reach into an extensive ecosystem of developers, publishers, payment providers, and platform partners. This network has been cultivated over two decades and encompasses thousands of commercial relationships worldwide. We believe this proprietary access to attractive, often off-market targets represents a significant sourcing advantage relative to other SPAC sponsors.

●	Execution and Structuring Expertise. Our management team’s transactional experience and reputation allow us to structure and complete transactions with attributes that create compelling investment theses. These transactions are often complex and require a combination of creativity, deep industry knowledge, rigorous due diligence, and disciplined execution. Several members of our team have executed cross-border M&A, growth equity investments, PIPE financings, and strategic partnerships across our target industries and geographies. We believe this expertise enhances our ability to negotiate favorable terms and close transactions efficiently.

●	Operating Company Experience and Post-Combination Value Creation. Certain members of our management team have significant experience as senior executives, board members, and advisors to operating companies across both private and public markets. This experience positions us as an attractive partner to management teams of potential target companies and enhances our ability to drive operational improvements and strategic growth initiatives post-combination. We intend to apply private equity-style operational value creation frameworks — including product expansion, international scaling, and M&A strategies — to enhance the performance and market positioning of the acquired business.

●	Sector Specialization and Ecosystem Leverage. Unlike many blank check companies with broad mandates, our focus on four well-defined, high-growth sectors — Video Games, FinTech, Ad Tech, and Telecommunications — allows us to bring sector-specific insight, relationships, and strategic value to our business combination. By leveraging Xsolla’s established presence and expertise in these industries, we can help target companies accelerate monetization, expand their user bases, and unlock cross-sector synergies. This targeted approach enables us to identify opportunities earlier, conduct more informed due diligence, and provide meaningful strategic contributions post-transaction.

Investment Criteria

We will use the following investment criteria to screen for and evaluate target businesses although we may pursue opportunities outside of this scope.

●	Business Fundamentals: Ideal targets will have an enterprise value exceeding three times the size of ours and display year-over-year revenue growth, with EBITDA and cash-flow positivity. These companies should operate in multiple countries, enabling expansion and operational synergies through vertical integration. We also seek founders who are willing to retain a meaningful stake in the public company, ensuring alignment with long-term value creation. Additional factors include attractive valuations, a large total addressable market, and a competitive industry position.

●	Public Company Ready: We will seek to acquire a company that is well-positioned to be a public company in terms of scale and size, and a company that public equity market investors will understand and value. While we believe our public company experience will be a significant asset as a transaction partner to private companies, we intend to avoid companies that have significant deficiencies in financial reporting or general public company readiness.

●	Would Benefit Distinctly from our Capabilities: We will seek to acquire a business where we can tangibly improve the operations and create long term value for our shareholders. In particular, we believe our experience in operating and changing in emerging growth companies would be a value-add to the management teams and boards of potential target companies. We expect our strategy to draw heavily from the venture capital world, focusing on creating long-term value through a combination of disciplined investment practices, operational improvements, and strategic growth initiatives. Leveraging our team’s deep experience in private equity, we emphasize identifying high-quality businesses with strong fundamentals, scalability, and alignment with our vertical integration strategy. We aim to employ a rigorous due diligence process to evaluate targets, ensuring that they meet key criteria such as robust financial performance, competitive positioning, and alignment with certain principles that we may pre-define. Once a business combination is completed, we intend to apply private equity-style operational enhancements, fostering revenue growth and operational efficiency. By leveraging our network of private equity professionals, institutional investors, and strategic partners, we aim to bring transformative value to the target businesses, aligning our shareholders’ interests with those of management teams to drive sustainable growth and superior returns. This approach reflects our commitment to unlocking value beyond the transaction, ensuring that we position our targets for long-term success.

●	Innovators within an existing market. We will seek a company which embraces technology and the innovation of its products and/or processes to expand market share and competitive advantage.

●	Has a Dedicated and Proven Management Team: We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in the Prospectus filed with the SEC on January 29, 2026, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

While we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, we have engaged in an extensive research effort to identify a large number of potential targets.

Our effort is focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our sponsor owns our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. There is no agreement, arrangement, or understanding between our sponsor and us or any of our officers and directors with respect to determining whether to proceed with a business combination.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

Members of our management team may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

As described in “Proposed Business — Sourcing of Potential Business Combination Targets” and “Management — Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. As a result, there may be actual or potential material conflicts of interest between our sponsor and members of our management team on one hand, and public investors on the other. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

While no member of the management team will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Such services include investment management activities on behalf of themselves and other investment advisory clients in companies that may be an attractive opportunity for us or that may be competitive to a potential business opportunity to us. Please see “Management — Conflicts of Interest,” for additional information regarding certain potential conflicts of interest relating to the Founder Group.

Because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations or duties of our officers or directors, or of any member of the Founder Group, or policies applicable to any member of the Founder Group, will materially affect our ability to complete our initial business combination.

Members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We have up to 24 months from January 30, 2026 (the closing of the IPO) to consummate an initial business combination.

We may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity). There is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time. As described herein, our sponsor, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders and their permitted transferees will lose their entire investment in us if our initial business combination is not completed within 24 months from the closing of the IPO unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private placement units will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the interest earned on the trust account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the Nasdaq, we will not be obligated to satisfy such 80% test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

Our executive offices are located at 15260 Ventura Boulevard, Suite 2230, Sherman Oaks, California 91403, and our telephone number is (877) 987-9233.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

In addition, prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Sourcing of Potential Business Combination Targets

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the Prospectus filed with the SEC on January 29, 2026, and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

As discussed above and in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares, equity interests or shares of stock in the target business for our ordinary shares or for a combination of ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $200,000,000 assuming no redemptions), we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase, backstop or similar agreements we may enter into), if any, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the interest earned on the trust account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy such 80% test. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent public accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Additional Funding for General Ongoing Expenses

To the extent that we require additional funding for general ongoing expenses or in connection with our sourcing of a qualifying acquisition, we may seek funding by way of unsecured loans from our sponsor and/or its affiliates or other third parties, which loans must be on reasonable commercial terms. The lender under the loans would not have recourse against the funds held in the escrow account, and thus the loans will not reduce the value thereof. Such loans are not limited in the amount we may raise, which may result in significant dilution. Such loans may only be convertible into shares and/or warrants in connection with the closing of the qualifying acquisition and subject to any required stock exchange approval. We will not obtain any other form of debt financing except: (i) in the ordinary course for short term trade, accounts payable and general ongoing expenses; (ii) contemporaneous with, or after, the completion of a qualifying acquisition; or (iii) through unsecured loans from our sponsor and/or its affiliates in accordance with the foregoing.

Lack of Business Diversification

After the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue Class A ordinary shares that will be equal to or in excess of 25% of the number of our Class A ordinary shares then-outstanding;

●	Any of our directors, officers or substantial shareholder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial shareholder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our management team, sponsor or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our management team, sponsor or any of their respective affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our management team, sponsor or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor or any of their respective affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our management team, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

●	our management team, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our shareholder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our management team, sponsor or any of their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our management team, sponsor or any of their respective affiliates;

●	the impact, if any, of the purchases by our management team, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our shareholders who sold to our management team, sponsor or any of their respective affiliates (if not purchased on the open market) or the nature of our shareholders (e.g., 5% shareholders) who sold to our management team, sponsor or any of their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors entered into the Insider Letter Agreement with us, as applicable, pursuant to which our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either: (1) in connection with a general meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 25% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, to be less than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ and their permitted transferees’ founder shares, we would need 6,583,035, or 32.2%, of the 20,419,385   public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-half of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s ordinary shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into the Insider Letter Agreement with us, as applicable, pursuant to which they will waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers, directors, or any of their respective affiliates acquires public shares after the IPO, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into the Insider Letter Agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary winding-up bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (less up to $100,000 of interest to pay dissolution expenses); or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if, and solely if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, we believe the various risks as set forth in the “Risk Factors” section to the Prospectus filed with the SEC on January 29, 2026 could have a material effect on the Company and its operations. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 15260 Ventura Boulevard, Suite 2230, Sherman Oaks, California 91403. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq, under the symbol “XSLLU” on January 29, 2026. Once the securities constituting the units begin separate trading, we expect that the Class A ordinary shares and warrants will be listed on the Nasdaq under the symbols “XSLL” and “XSLLW,” respectively.

Holders of Record

At March 30 , 2026, there were 20,873,579 of our Class A ordinary shares held by three shareholders of record and 6,806,462 Class B ordinary shares issued and outstanding held by ten shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Use of Proceeds

The Company is a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On January 30, 2026, the Company consummated its initial public offering (“IPO”), which consisted of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed, simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 400,000 units (the “Private Units”) to Xsolla SPAC I LLC, at a price of $10.00 per Private Unit, generating total proceeds of $4,000,000. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment).

As previously disclosed, subsequently, on January 30, 2026, the Underwriter partially exercised the Over-Allotment Option for 419,385 Units. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on February 2, 2026. The total aggregate issuance by the Company of 419,385 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $4,193,850. On February 2, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 3,146 Private Units to the Sponsor generating gross proceeds of $31,460.

On February 2, 2026, an additional $4,193,850 consisting of the net proceeds from the sale of the Over-Allotment Option Units and the additional Private Units was placed in the trust account established for the benefit of the Company’s public shareholders, resulting in a total of $204,193,850 held in the trust account.

On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 founder shares to the Company for no consideration.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 16, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest or dividend income on investments held in our trust account established for the benefit of the public shareholders and the underwriters of the Initial Public Offering with Odyssey Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 16, 2025 (inception) through December 31, 2025, we had a net loss of $76,662, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Prior to the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had no cash and working capital deficit of $270,009.

Subsequent to the annual period covered by this Annual Report, on January 30, 2026, pursuant to the Initial Public Offering on January 30, 2026, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850.

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

For the period from September 16, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $76,662 was affected by payment of formation, general, and administrative costs through promissory note – related party of $71,662 and changes in accrued expenses of $5,000.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 2, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 419,385 Units. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,580,615 Units. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 founder shares to the Company for no consideration.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit or $1,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters were entitled to a cash underwriting discount of $0.075 per additional Unit or $31,454 in aggregate, paid on February 2, 2026.

The Company agreed to issue D. Boral, the representative of underwriters 50,000 Representative Shares upon the consummation of the IPO. The Company agreed to issue additional 1,048 Representative Shares to D. Boral as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 of the Notes to Financial Statements for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025 due to inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and bookkeeping.  However, the Certifying Officers completed a review of the accounting for material transactions covering this period and determined that the financial statements presented were complete and accurate and in conformity with U.S. generally accepted accounting principles. The Certifying Officers intend to add or adjust procedures going forward in order to meet requirements for adequate internal controls over financial reporting. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2025.

Aleksandr Agapitov	41	Chairman
Dmitry Burkovskiy	45	Chief Executive Officer; Director
Rytis Joseph Jan	28	Chief Financial Officer; Director
Carla Bedrosian	52	Chief Legal Officer; Director
Xuan Li	45	Independent Director
Maxwell Gover	46	Independent Director
Wenfeng Yang	43	Independent Director
Perry Michael Fischer	59	Independent Director
Eugenie Levin	38	Independent Director

Aleksandr Agapitov — Chairman of the Board.    Aleksandr “Shurick” Agapitov is the founder and CEO of Xsolla, a global video game commerce company, and co-founder of 80.lv, a gaming and digital publishing network. He studied Mathematics and Computer Science at Perm State University and later completed executive education programs at Harvard Business School, Wharton, and UCLA Anderson. In addition to leading Xsolla, he launched X.LA, a Web3 foundation focused on democratizing revenue and participation in virtual spaces and authored Once Upon Tomorrow: Harnessing the New Opportunities the Metaverse Creates. After stepping away from the company for a time, he returned to the CEO role in 2024. Beyond gaming and commerce, Mr. Agapitov invests in health technology and life-extension ventures, while actively shaping conversations around Web3 and the metaverse.

Given his proven track record building and leading one of the world’s most innovative gaming commerce companies, his deep expertise in digital commerce platforms, and his extensive and meaningful relationships throughout the global tech and gaming sectors, the company believes Mr. Agapitov brings exceptional qualifications to serve as Chairman of Xsolla SPAC 1.

Dmitry Burkovskiy — Chief Executive Officer.    Dmitry Burkovskiy has over 20 years of experience in the video game business and was an early pioneer of the industry in Eastern Europe. He established the games publishing division at Noviy Disk, a leading regional publisher, where he forged partnerships with major international game companies like Activision and Disney and helped elevate the local market into a top-five position globally. During this period, Mr. Burkovskiy also created an exclusive distribution venture with Nintendo, spearheading the launches of the Nintendo DS and Wii platforms in the region.

As the market shifted toward online free-to-play and mobile gaming in the late 2000s, Mr. Burkovskiy led the establishment of an online game publishing division at Mail.ru (then Eastern Europe’s largest internet company) to capitalize on emerging digital business models. He later achieved another industry milestone at Alawar by launching Treasures of Montezuma Blitz — the first-ever free-to-play console game with in-game microtransactions to be published by a third-party studio. This track record of building new gaming businesses and bringing innovative products to market established Mr. Burkovskiy as a seasoned leader in the interactive entertainment sector.

Since joining Xsolla in 2012, Mr. Burkovskiy has driven the company’s global expansion and transformation into one of the leading game-commerce platforms. Under his leadership, Xsolla scaled from niche payments operations to a full-stack solution provider supporting distribution, marketing, monetization, and cross-platform infrastructure. During his tenure, Xsolla has secured marquee clients including Valve, Twitch, Epic Games, Ubisoft, Roblox, and Netease, among others. These partnerships validate the platform’s trust, reliability, and alignment with top-tier developers and publishers. From 2019 onward, Mr. Burkovskiy has overseen Xsolla’s funding, corporate development, and investment activities. As Chief Investment Officer and Managing Partner of Joystick Ventures, he has led dozens of strategic investments and acquisitions across global markets. Over the past two years alone, he has spearheaded multiple M&A deals to expand Xsolla’s capabilities, integrating complementary technologies to deepen offerings in analytics, backend services, launcher infrastructure, and cross-platform commerce. In addition, Mr. Burkovskiy holds board seats in several private gaming and interactive entertainment companies, leveraging his deep domain expertise and network to guide growth strategies.

Given his decades long experience and distinguished accomplishments, the company believes Mr. Burkovskiy is exceptionally qualified to serve as a Director and CEO of Xsolla SPAC 1.

Rytis Joseph Jan — Chief Financial Officer.    Rytis Joseph Jan brings a distinguished record of executive leadership, strategic advisory, and financial governance across the gaming, fintech, and public sector innovation domains, qualifying him to serve as both a Director and the Chief Financial Officer of Xsolla SPAC 1. In addition to his current role as Senior Vice President of Global Strategic Initiatives & Government Relations at Xsolla, Mr. Jan previously served as a Management Consultant specializing in corporate strategy, digital transformation, and government engagement. In this capacity, he advised ministries of economy, national innovation authorities, and high-growth technology companies on capital structuring, regulatory design, and long-term economic development strategies. His consulting career included oversight of complex cross-border transactions, the design of public-private programs, and advisory mandates focused on FDI enablement, subsidy frameworks, and multi-stakeholder partnerships.

At Xsolla, Mr. Jan leads the company’s global expansion through government-backed market entry programs, public-private alliances, and strategic capital initiatives. He has been instrumental in securing multi-million-dollar investment and subsidy packages across MENA, APAC, and CIS regions, and has played a key role in structuring digital infrastructure for commerce enablement. His domain expertise spans gaming regulation, fintech licensing, sovereign relations, and developer ecosystem development. Mr. Jan’s qualifications include:

●	Oversight of regulatory, financial, and legal tracks for international expansion and regional headquarters setup.

●	Cross-functional leadership across capital markets, compliance, product strategy, and investor alignment.

●	Deep knowledge of SPAC formation, audit oversight, warrant structures, and pre-/post-IPO governance.

●	Proven experience building scalable public-private platforms that align commercial objectives with institutional mandates.

Given his cross-sector expertise, international experience, and ability to align financial governance with innovation strategy, the company believes Mr. Jan is exceptionally qualified to serve as a Director and CFO of Xsolla SPAC 1.

Carla Bedrosian, Esq. — Chief Legal Officer.    Carla Bedrosian is an award-winning C-suite executive and globally recognized legal leader who has distinguished herself as one of the most accomplished corporate attorneys and business strategists in the industry. As the Global Chief Legal Officer at Xsolla, she oversees legal operations across multiple continents including the US, China, Malaysia, Singapore, Japan, Hong Kong, India, Germany, and Cyprus, while spearheading strategic new business lines, M&A activity and partnerships critical to global expansion and innovation.

With 25 years of executive experience in the private and publicly traded sectors, Ms. Bedrosian has served in senior C-suite roles at prominent organizations, where she has consistently driven business growth that exceeds expectations while maintaining compliance, scalability, and sustainability as core values. Her exceptional leadership has earned her prestigious recognitions and awards, including the LA Times In-House Counselor of the Year, Women We Admire 2025 Award Recipient, and Oncon Legal ICON 2025 Awards Recipient, while being a highly sought-after panelist and presenter at worldwide prestigious technology, gaming, executive leadership and legal industry events.

A California and New York licensed attorney with a distinguished litigation background from Sullivan & Cromwell LLP and Loeb & Loeb LLP, Ms. Bedrosian combines her legal expertise with strategic business acumen to serve as a trusted advisor to CEOs and executive leadership teams on complex international transactions, regulatory compliance, and transformative corporate initiatives. Her combination of executive leadership and deep cross-border legal and compliance expertise uniquely position Ms. Bedrosian to serve as a Director of Xsolla SPAC 1.

Independent Directors

Xuan Li has served as Operation Partner at Mangrove Capital, a venture capital firm, since February 2025. Prior to this position, Mr. Li held various positions specializing in game development and related industries. He also served as Fund Operation Partner in 2025 and Global Business Director from July 2022 through March 2024 at NetEase. From April 2013 through June 2022, he was the Chief Executive Officer of T-Rex Lab. He earned a Bachelor’s Degree in Biology from Wuhan University, China.

We believe Mr. Li’s extensive game development experience make him well qualified to serve on our Board.

Maxwell Gover has served as a Managing Director at XST Capital Group LLC since October 2025. Prior to joining XST Capital, he served as a Managing Director and Head of Emerging Media and Telecommunications Investment Banking at Oppenheimer & Co. from July 2021 through August 2025, where he led coverage of video games, digital media, sports, telecommunications and associated technology platforms. Previous to that, he held roles at Wells Fargo’s Technology, Media and Telecommunications Group and at Morgan Stanley’s Mergers and Acquisitions Group. With deep experience across technology, media, and entertainment, Mr. Gover is recognized as a strategic advisor and skilled dealmaker, having advised on over $50 billion of completed transactions through his 20 years in the financial services industry. In addition to his investment banking career, Mr. Gover was President and CEO of Sparkbox Toy Company, which was acquired by Pley, a Disney-backed startup. Mr. Gover earned his MBA from the Darden Graduate School of Business at the University of Virginia, where he was awarded the William Michael Shermet Award for exceptional academic performance, and his BBA from the University of Texas at Austin. Mr. Gover holds SIE, Series 63 and 79 registrations with FINRA.

We believe Mr. Gover’s extensive investment banking experience, especially in the video game industry, make him well qualified to serve on our Board.

Wenfeng Yang is a seasoned games industry executive and investor with more than twenty years of experience spanning product innovation, studio leadership, global publishing, and early-stage venture investment. Since February 2025, he has served as Managing Director, at HT Investment, where he leads the firm’s cross-border strategy in gaming and interactive entertainment, including sourcing, incubating, and investing in AI-native game studios and next-generation interactive platforms. Mr. Yang also plays a key leadership role in the Big Bang Accelerator (BBX) initiative in Shanghai and Hong Kong, supporting early-stage founders with product guidance, financial structuring, and international go-to-market strategies. Prior to HT Investment, Mr. Yang held senior executive positions at prominent global games companies. From August 2023 through February 2024, he served as General Manager & Senior Vice President at Paper Games US in Shanghai, where he oversaw international publishing, creative development, and operations. He also previously served as the President of Scopely China, building and managing the China organization for the U.S. unicorn game company. Earlier in his career, Mr. Yang held leadership roles at several listed game developers, including NetDragon, Forgame Holdings, and YOOZOO Games, where he managed major live-ops franchises, led product roadmaps, and drove global expansion initiatives. Mr. Yang holds an MBA from Imperial College London.

We believe Mr. Yang’s extensive video game development experience makes him well qualified to serve on our Board.

Perry Michael Fischer is a veteran games industry business executive, having served as a leader at some of the world’s most innovative video game companies and publishing some of the world’s best-selling and influential video games. Since October 2022, he has served as Executive Advisor to Krafton Inc., a video game publishing company. He has also served as an Adjunct Professor at the University of Southern California since 2017 where he teaches a course in video game entrepreneurship. His work experience includes positions in Asia, Europe and the United States and includes serving as CEO of Square Enix America, Vice President of Digital Video at Amazon, Head of Publishing at Epic Games, General Manager of 1st Party Publishing at Microsoft and Vice President of Entertainment Marketing at Sega. He is a fluent Japanese speaker. Mr. Fischer holds a B.S. in Economics from the California Polytechnic State University, San Luis Obispo.

We believe Mr. Fischer’s extensive video game publishing experience makes him well qualified to serve on our Board.

Eugenie Levin has served as President of Semrush, Inc. (NYSE: SEMR) since June 2022, and before that as its Chief Strategy and Corporate Development Officer since March 2016. Mr. Levin served as an Investment Director of Target Global, a venture capital firm, from March 2016 to March 2017, and prior to that as a Partner from November 2014 to March 2016. He also served as the Co-Founder and Head of Marketing at AggroStudios from September 2013 to November 2014. Mr. Levin also serves as Chairman of the Board of Brand 24 SA and a member of the board of Datos Inc. Mr. Levin also served as a Partner of Foresight Ventures and as a Senior Systems Analyst at Cloudmach Inc. Mr. Levin received his Master’s Degree in Information Technology from Saint Petersburg State Polytechnical University.

We believe Mr. Levin’s extensive business and venture capital experience makes him well qualified to serve on our Board.

With respect to the experiences of our management team, and their respective affiliates, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance of any member of our management team and their respective affiliates (either individually or collectively) as indicative of our future performance

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of nine members. Holders of our founder shares have the right to appoint all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment or removal of our directors during such time. The provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Messrs. Gover, Levin and Yang. Mr. Gover serves as the chairperson of the Audit Committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gover qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	Reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	re-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	Reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	Setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	Obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	Reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	Reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Mr. Li and Mr. Levin. Mr. Li serves as chairperson of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	Reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	Reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	Reviewing our executive compensation policies and plans;

●	Implementing and administering our incentive compensation equity-based remuneration plans;

●	Assisting management in complying with our proxy statement and annual report disclosure requirements;

●	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	Producing a report on executive compensation to be included in our annual proxy statement; and

●	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Messrs. Gover, Yang and Li serve as members of our nominating and corporate governance committee. Mr. Yang serves as chairperson of the nominating and corporate governance committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. Please see “Where You Can Find Additional Information.”

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity, prior to its presentation to us. As a result, there may be actual or potential material conflicts of interest between members of our management team on one hand, and public investors on the other.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team on one hand and investors on the other hand that may not be resolved in favor of investors.

In addition to the above, potential investors should also be aware of the following other potential conflicts of interest between members of our management team on one hand and the investors on the other hand:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors and Executive Officers” for a description of our management’s other affiliations.

●	our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our sponsor or any of our officers, directors, or any of their respective affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will be worthless. Except as described herein, (1) pursuant to the Insider Letter Agreement, our sponsor, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (A) six months after completion of our initial business combination; or (B) if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares, and (2) pursuant to the Insider Letter Agreement, our sponsor, officers and directors have agreed not to transfer, assign or sell any private placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants) until 30 days after the completion of our initial business combination. Notwithstanding the foregoing, if we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up. Since our sponsor, directly owns ordinary shares and units, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●

our sponsor owns our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor has invested in us an aggregate of $4,025,000 comprised of the $25,000 purchase price for the founder shares (or approximately $0.0033 per share), the $4,000,000 purchase price for the private placement units (or $10.00 per warrant),.  Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs, or out-of-pocket reimbursement of expenses, in connection with an intended initial business combination and/or incur expenses on our behalf in connection with an initial business combination, such persons and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation
Aleksandr Agapitov	Xsolla (USA), Inc.	Global game commerce platform	Founder; CEO
	80.lv	Gaming and digital publishing network	Director
Dmitry Burkovskiy	Xsolla (USA), Inc.	Global game commerce platform	Chief Investment Officer
	Midas, LLC	Investments	Authorized Signer
	Joystick Ventures	Venture capital	Managing Partner
Rytis Joseph Jan	Xsolla (USA), Inc.	Global game commerce platform	Senior Vice President
Carla Bedrosian	Xsolla (USA), Inc.	Global game commerce platform	Global Chief Legal Officer
Xuan Li	Mangrove Capital	Venture capital	Operation Partner
Maxwell Gover	XST Capital Group LLC	Advisory	Managing Director
Wenfeng Yang	HT Investment	Investment	Managing Director
Perry Michael Fischer	Krafton Inc.	Video game publishing	Executive Advisor
Eugenie Levin	Semrush, Inc.	SaaS	President

Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

In addition, our sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

Further, in order to facilitate our initial business combination, including any related financing, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants) or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime.

Our amended and restated memorandum and articles of association provides for indemnification by us of our officers and directors to the fullest extent authorized by law, as it now exists or may in the future be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions.

We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with this Annual Report, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We pay an amount equal to $10,000 per month to our sponsor for office space, administrative and shared personnel support services. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as March 30, 2026, based on 27,680,041 ordinary shares outstanding (comprised of 20,873,579 Class A ordinary shares and 6,806,462 Class B ordinary shares).

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding ordinary shares
Xsolla SPAC I LLC(3)	6,146,456	22.21%
Aleksandr Agapitov	73,334	*
Dmitry Burkovskiy	73,334	*
Rytis Joseph Jan	73,334	*
Carla Bedrosian	73,334	*
Xuan Li	73,334	*
Maxwell Gover	73,334	*
Wenfeng Yang	73,334	*
Perry Michael Fischer	73,334	*
Eugenie Levin	73,334	*
All Directors and Executive Officers as A Group (9 persons)	6,806,462	24.59

Less	than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Xsolla SPAC 1, 15260 Ventura Boulevard, Suite 2230, Sherman Oaks, CA 91403.

(2)	Consisting of the following: (a) 7,006,661 Class B ordinary Shares; (b) 400,000 private units purchased pursuant to a Private Units Subscription Agreement (the “Purchase Agreement”), dated January 28, 2026, by and between the sponsor and the Issuer (“the Purchase Agreement”) at $10.00 per unit for an aggregate purchase price of $4,000,000 (each private unit consists of one ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment; and (c) an additional 3,146 private units sold to the sponsor on February 2, 2026 at $10.00 per unit for an aggregate purchase price of $31,460 pursuant to the over-allotment option set forth in the Purchase Agreement. Aleksandr Agapitov is the managing member of the sponsor and has voting and dispositive power over the shares owned by the sponsor. Mr. Agapitov disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Our sponsor and certain of our officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws. Please see “Certain Relationships and Related Party Transactions and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Up to 1,000,000 Founder Shares were subject to surrender to the Company for no consideration by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares collectively represent 20.0% of the Company’s issued and outstanding shares upon the completion of the IPO.

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

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460. The Private Placement Units are identical to the Units sold in the IPO, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placements Units are identical to the Public Warrants comprising part of the Units sold in the IPO. Each Private Placement Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. A portion of the proceeds from the Private Placement Units are added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On September 19, 2025, our sponsor agreed to loan us up to $2,000,000 as described in the Prospectus filed with the SEC on January 29, 2026. As of December 31, 2025, we had borrowed $241,415 under such promissory note. These loans are non-interest bearing, unsecured and are due to mature at the earlier of March 31, 2026 or the closing of the IPO. On January 30, 2026, we had borrowed an aggregate of $316,235 under such promissory note, $262,593 of which has been paid to our sponsor at the closing of the IPO and the remaining $53,642 has been paid to our sponsor on March 16, 2026.

We pay an amount equal to $10,000 per month to an affiliate of our sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month in either case) and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Except for the foregoing, the terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units, and units that may be issued upon conversion of working capital loans (and the securities comprising such units), which is described under the heading “Principal Shareholders — Registration Rights.”

Related Party Policy

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will agree not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the trust account:

●	payment to our sponsor for office space, administrative and shared personnel support services, in an amount equal to $10,000 per month, which commenced on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the sponsor; and

●	The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Li, Gover, Yang, Fischer and Levin are “independent directors” as defined in the Nasdaq’ listing standards and applicable SEC rules defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Certain exemptions are available to us under Nasdaq rules that allow companies listing in connection with their initial public offering to have twelve months from the date of listing to comply with the majority independent board requirement. We do not intend to utilize these exemptions.

Item 14. Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP (“Malone”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Malone for services rendered.

Audit Fees. Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Malone in connection with regulatory filings. The aggregate fees of Malone for professional services rendered for the (i) audit of our initial registration, (ii) audit of our annual financial statements, and (iii)review of the financial information included in our Form 10-Q for the respective periods and other required filings with the SEC for the period from September 16, 2025 (inception) through December 31, 2025, totaled approximately $125,000, which includes billings subsequent to December 31, 2025. The above amounts include interim procedures and audit fees.

Audit-Related Fees. During the period from September 16, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from September 16, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from September 16, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 28, 2026, by and between the Company and D. Boral Capital LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

4.4	Warrant Agreement, dated as of January 28, 2026, by and between the Company and Odyssey Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

4.5	Description of Securities

10.1	Letter Agreement dated January 28, 2026, by and among the Company, Xsolla SPAC 1, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.2	Investment Management Trust Account Agreement, dated as of January 28, 2026, by and between the Company and Odyssey Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.3	Registration Rights Agreement, dated as of January 28, 2026, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.4	Private Units Subscription Agreement, dated January 28, 2026, by and between the Company and Xsolla SPAC I LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.5	Indemnity Agreement, dated as of January 28, 2026, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.6	Administrative Services Agreement, dated January 28, 2026, by and between the Company and Xsolla SPAC 1 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

10.7	Promissory Note, dated September 19, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

10.8	Amendment No. 1 to Promissory Note, dated December 29, 2025, issued to the Sponsor(incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

10.9	Securities Subscription Agreement, dated September 16, 2025, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

99.4	Clawback Policy (incorporated by reference to Exhibit 99.9 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 2, 2026)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xsolla SPAC 1

Dated: March 31, 2026	By:	/s/ Dmitry Burkovskiy
	Name:	Dmitry Burkovskiy
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Dmitry Burkovskiy	Chief Executive Officer; Director	March 31, 2026
Dmitry Burkovskiy	(Principal Executive Officer)

/s/ Rytis Joseph Jan	Chief Financial Officer; Director	March 31, 2026
Rytis Joseph Jan	(Principal Financial and Accounting Officer)

/s/ Aleksandr Agapitov	Chairman; Director	March 31, 2026
Aleksandr Agapitov

/s/ Carla Bedrosian	Chief Legal Officer; Director	March 31, 2026
Carla Bedrosian

/s/ Xuan Li	Independent Director	March 31, 2026
Xuan Li

/s/ Maxwell Gover	Independent Director	March 31, 2026
Maxwell Gover

/s/ Wenfeng Yang	Independent Director	March 31, 2026
Wenfeng Yang

/s/ Perry Michael Fisher	Independent Director	March 31, 2026
Perry Michael Fisher

/s/ Eugenie Levin	Independent Director	March 31, 2026
Eugenie Levin

XSOLLA SPAC 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xsolla SPAC 1

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Xsolla SPAC 1 (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from September 16, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from September 16, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2025.

Houston, Texas

March 31, 2026

XSOLLA SPAC 1

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current Assets
Prepaid expenses	$4,673
Total Current Assets	4,673
Deferred offering costs	218,347
Total Assets	$223,020

Liabilities and Shareholder’s Deficit
Liabilities
Current Liabilities
Accrued expenses	$5,000
Accrued offering costs	28,267
Promissory note – related party	241,415
Total Current Liabilities	274,682
Total Liabilities	274,682

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 475,000,000 shares authorized; no shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)(2)(3)(4)	767
Additional paid-in capital	24,233
Accumulated deficit	(76,662)
Total Shareholder’s Deficit	(51,662)
Total Liabilities and Shareholder’s Deficit	$223,020

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per-share amounts have been retroactively presented.

(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.

(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the financial statements.

XSOLLA SPAC 1

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$76,662
Loss from operations	(76,662)

Net loss	$(76,662)

Weighted average shares outstanding, Class B ordinary shares (1)(2)(3)(4)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per-share amounts have been retroactively presented.

(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.

(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the financial statements.

XSOLLA SPAC 1

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 16, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)(3)(4)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(76,662)	(76,662)

Balance – December 31, 2025	—	$—	7,666,667	$767	$24,233	$(76,662)	$(51,662)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On January 28, 2026, the Sponsor surrendered 1,916,666 Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per-share amounts have been retroactively presented.

(3)	On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture.

(4)	On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

The accompanying notes are an integral part of the financial statements.

XSOLLA SPAC 1

STATEMENT OF CASH FLOWS

 FOR THE PERIOD FROM SEPTEMBER 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(76,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	71,662
Changes in operating assets and liabilities:
Accrued expenses	5,000
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$28,267
Deferred offering costs paid through promissory note – related party	$165,080
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note – related party	$4,673

The accompanying notes are an integral part of the financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 16, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”, as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

DECEMBER 31, 2025

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses)), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $2,000,000 (see Note 5). As of December 31, 2025, the Company had no cash and had a working capital deficit of $270,009.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has completed its Initial Public Offering on January 30, 2026 and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option on February 2, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering, the sale of the Private Placement Units, and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

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

In addition to the Russia-Ukraine conflict and the Israel-Hamas conflict, the geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz — through which approximately 20% of global seaborne oil trade transits — to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of December 31, 2025.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option the time of the Initial Public Offering. As of December 31, 2025, there is no over-allotment option liability recognized in the Company’s balance sheet. On January 30, 2026, the Company recognized a total of $186,700 of over-allotment option liability. On February 2, 2026, the Company reduced the over-allotment option liability by $26,100 as a result of the partial exercise by the underwriters of their over-allotment option. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Company closed the remaining $160,600 over-allotment option liability against accumulated deficit.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under FASB ASC Topic 815-40, the Public Warrants and the Private Placement Warrants included in the Private Placement Units meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. As of December 31, 2025, there are no Public Warrants and Private Placement Warrants issued or outstanding.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares which will be surrendered to the Company for no consideration depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 6). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per share for the period presented.

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On January 28, 2026, the Sponsor entered into agreement with independent directors and officers to transfer 73,334 Founder Shares to each of the Company’s independent directors and officers (for an aggregate of 660,006 Founder Shares), at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share in exchange for their services as independent directors and officers through the Company’s initial Business Combination. The Founder Shares transferred were subject to several conditions under which the Sponsor held the same at the execution. The transfer of the Founder Shares to the holders is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 660,006 Founder Shares transferred to the holders on January 28, 2026, was $1,696,215 or $2.57 per share. The Company established the initial fair value of Founder Shares on January 28, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the implied Class A share price of $9.83, the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, and risk-free rate of 3.97%. The aggregate fair value of the Founder Shares transferred is classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned/transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares assigned/transferred times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares, if there’s any. As of December 31, 2025, the transfer of Founder Shares was not yet effected and the Company determined that the initial Business Combination is not considered probable, therefore no compensation expense has been recognized.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

General and Administrative Services

The Company entered into an agreement with the Sponsor, commencing on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of such Working Capital Loans have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Promissory Note — Related Party

On December 29, 2025, the Company entered into Amendment No. 1 to the promissory note (the “Promissory Note”) dated September 19, 2025 to extend the maturity of the Promissory Note to the earlier of (i) March 31, 2026 and (ii) the closing of the Initial Public Offering. The Sponsor agreed to loan the Company up to $2,000,000. These loans are non-interest bearing and unsecured. As of December 31, 2025, there was $241,415 outstanding under the Promissory Note. On January 30, 2026, the Company had borrowed an aggregate of $316,235 under such Promissory Note, $262,593 of which has been paid by the Company at the closing of the Initial Public Offering and the remaining $53,642 has been paid on March 16, 2026. Borrowings under the Promissory Note are no longer available.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Proposed Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. These securities have resale registration rights including three demand (one at the Company’s expense and two at D. Boral’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

The Representative Shares issued to the representative of the underwriters are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Additionally, under Staff Accounting Bulletin Topic 5A, specific incremental costs directly attributable to proposed or actual offering of equity securities may be deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the 51,048 Representative Shares to be $501,802 or $9.83 per share. Accordingly, the fair value of $501,802 has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment option. The Company established the initial fair value for the Representative Shares on January 30, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third-party valuation experts, which takes into consideration the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, risk-free rate of 3.97%, and selected volatility of 2.5%.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 475,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, up to 1,000,000 of which will be surrendered to the Company for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 2, 2026, as a result of the partial exercise by the underwriters of the over-allotment option, 139,795 Founder Shares are no longer subject to forfeiture. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 8 — WARRANTS

There were no Public Warrants and Private Placement Warrants issued or outstanding as of December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Total assets	$223,020

For the Period from September 16, 2025 (Inception) Through December 31, 2025
Formation, general, and administrative costs	$76,662

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 31, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as described below:

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

On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units. As a result, the Sponsor surrendered 860,205 Founder Shares to the Company for no consideration and the Company closed the remaining $160,600 over-allotment option liability against accumulated deficit.

Commencing on March 18, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated will continue to trade on Nasdaq under the symbol “XSLLU”. Any underlying Class A Ordinary Shares and warrants that are separated will trade on Nasdaq under the symbols “XSLL” and “XSLLW,” respectively. Holders of Units will need to have their brokers contact Odyssey Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A Ordinary Shares and warrants.