Form 10-Q
period 2026-03-31
Xsolla SPAC 1
filed 2026-05-15
CIK 2088807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43066

XSOLLA SPAC 1

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-43066	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

15260 Ventura Boulevard, Suite 2230 Sherman Oaks, CA	91403
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 987-9233

N/A
(Former name or former address, if changed since last report)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, there were 20,873,579 Class A ordinary shares, $0.0001 par value and 6,806,462 Class B ordinary shares, $0.0001 par value, issued and outstanding.

XSOLLA SPAC 1

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

XSOLLA SPAC 1

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

Assets:
Current assets
Cash	$1,743,401	$—
Prepaid expenses	69,545	4,673
Total current asset	1,812,946	4,673
Deferred offering costs	—	218,347
Cash and Investments held in Trust Account	205,359,486	—
Total Assets	$207,172,432	$223,020

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Liabilities:
Current liabilities
Accrued offering costs	$75,000	$28,267
Accrued expenses	146,239	5,000
Advance from related party	7,610	—
Promissory note – related party	—	241,415
Total current liabilities	228,849	274,682
Total Liabilities	228,849	274,682

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,419,385 and no shares at $10.06 and $0 per share redemption value as of March 31, 2026 and December 31, 2025, respectively	205,359,486	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 475,000,000 shares authorized; 454,194 and no shares issued and outstanding (excluding 20,419,385 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	45	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,806,462 and 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.(1)	680	767
Additional paid-in capital	557,160	24,233
Retained earnings/ (Accumulated deficit)	1,026,212	(76,662)
Total Shareholders’ Equity (Deficit)	1,584,097	(51,662)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$207,172,432	$223,020

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Formation, general, and administrative costs	$223,362
Loss from operations	(223,362)

Other income:
Change in fair value of over-allotment liability	160,600
Interest earned on cash and investments held in Trust Account	1,165,636
Total Other Income	1,326,236

Net income	$1,102,874

Weighted average shares outstanding, Class A ordinary shares outstanding, basic and diluted	13,901,600

Basic and diluted net income per share, Class A ordinary shares outstanding	$0.05

Weighted average shares outstanding, Class B non-redeemable ordinary shares, basic and diluted (1)	7,578,130

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2025	—	$—	7,666,667	$767	$24,233	$(76,662)	$(51,662)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,402,378)	—	(7,402,378)

Sale of 403,146 Private Placement Units	403,146	40	—	—	4,031,420	—	4,031,460

Fair Value of Public Warrants at issuance	—	—	—	—	3,471,295	—	3,471,295

Fair Value of representative shares deferred until IPO	51,048	5	—	—	501,797	—	501,802

Allocated value of transaction costs to other equity-classified instruments	—	—	—	—	(69,294)	—	(69,294)

Forfeiture of Founder Shares	—	—	(860,205)	(87)	87	—	—

Net income	—	—	—	—	—	1,102,874	1,102,874

Balance – March 31, 2026	454,194	$45	6,806,462	$680	$557,160	$1,026,212	$1,584,097

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,102,874
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,165,636)
Payment of formation, general, and administrative costs through promissory note	46,945
Change in Fair Value of Over-allotment liability	(160,600)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(64,872)
Accrued expenses	141,239
Net cash used in operating activities	(100,050)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(204,193,850)
Net cash used in investing activities	(204,193,850)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,662,396
Proceeds from sale of Private Placements Units	4,031,460
Advances from related party	7,610
Repayment of promissory note – related party	(316,235)
Payment of offering costs	(347,930)
Net cash provided by financing activities	206,037,301

Net Change in Cash	1,743,401
Cash – Beginning of period	—
Cash – End of period	$1,743,401

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$27,875
Accretion of Class A ordinary shares to redemption value	$7,402,378
Fair value of representative shares	$501,802
Over-allotment option liability	$160,600
Forfeiture of Founder Shares	$87

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 16, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”, as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Xsolla SPAC I LLC (the “Sponsor”), generating gross proceeds of $4,000,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (“Private Placement Warrant). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placements Units are identical to the Public Warrants comprising part of the Units sold in the Initial Public Offering.

On February 2, 2026, the Company consummated the closing of an additional 419,385 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850. Simultaneously with the consummation of the partial exercise of the over-allotment option, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $31,460. Gross proceeds from the additional Units and additional Private Placement Units totaled $4,225,310. The underwriters were entitled to a cash underwriting discount of $0.075 per additional Unit, or $31,460 in the aggregate, paid on February 2, 2026. Following payment of the underwriting discount, net proceeds of $4,193,850 were deposited into the Trust Account on February 2, 2026.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Transaction costs amounted to $2,674,141, consisting of $1,531,454 of cash underwriting discount, $501,802 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,743,401 and $0 of cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $205,359,486, were held in money market account. As of December 31, 2025, there were no assets held in Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2026 and December 31, 2025, the Company held cash balances in excess of federally insured limits. The Company has not experienced any losses on such accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).” Offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Units are charged to shareholders’ equity as Public Warrants and Private Placement Warrants included in the Private Placement Units after management’s evaluation are accounted for under equity treatment.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option the time of the Initial Public Offering. As of March 31, 2026, the underwriters’ over-allotment option has expired and, accordingly, no related liability is recognized in the Company’s balance sheet.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under FASB ASC Topic 815-40, the Public Warrants and the Private Placement Warrants included in the Private Placement Units meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited statement of operations. As of March 31, 2026, there are 10,209,693 Public Warrants and 201,573 Private Placement Warrants issued and outstanding, reflecting the exercise of the underwriters’ over-allotment option. As of December 31, 2025, there were no Warrants outstanding.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the Public Shares will result in charges against additional paid-in capital (to the extent available) and then accumulated deficit. Accordingly, as of March 31, 2026, the 20,419,385 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$204,193,850
Less:
Proceeds allocated to Public Warrants	(3,471,295)
Proceeds allocated to over-allotment option	(160,600)
Class A ordinary shares issuance at cost	(2,604,847)
Plus:
Remeasurement of carrying value to redemption value	7,402,378
Class A ordinary shares subject to possible redemption, March 31, 2026	$205,359,486

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
	Redeemable	Non- Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$713,776	$389,098
Denominator:
Weighted-average shares outstanding	13,901,600	7,578,130
Basic and diluted income per share	$0.05	$0.05

Recent Issued Accounting Pronouncements

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000 in a private placement. Simultaneously with the consummation of the partial exercise of over-allotment option on February 2, 2026, the Company also consummated the sale of an additional 3,146 Private Placement Units to the Sponsor, generating gross proceeds of $31,460. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placements Units are identical to the Public Warrants comprising part of the Units sold in the Initial Public Offering. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. A portion of the proceeds from the Private Placement Units are added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

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

On January 28, 2026, the Sponsor entered into agreement with directors and officers to transfer 73,334 Founder Shares to each of the Company’s directors and officers (for an aggregate of 660,006 Founder Shares), at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share in exchange for their services as independent directors and officers through the Company’s initial Business Combination. The Founder Shares transferred were subject to several conditions under which the Sponsor held the same at the execution. The transfer of the Founder Shares to the holders is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 660,006 Founder Shares transferred to the holders on January 28, 2026, was $1,696,215 or $2.57 per share. The Company established the initial fair value of Founder Shares on January 28, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the implied Class A share price of $9.83, the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, and risk-free rate of 3.97%. The aggregate fair value of the Founder Shares transferred is classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned/transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares assigned/transferred times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares, if there’s any. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

General and Administrative Services

The Company entered into an agreement with the Sponsor, commencing on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. For the three months ended March 31, 2026, $21,290 has been accrued for these services in the Company’s balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of such Working Capital Loans have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Promissory Note — Related Party

On December 29, 2025, the Company entered into Amendment No. 1 to the promissory note (the “Promissory Note”) dated September 19, 2025 to extend the maturity of the Promissory Note to the earlier of (i) March 31, 2026 and (ii) the closing of the Initial Public Offering. The Sponsor agreed to loan the Company up to $2,000,000. These loans are non-interest bearing and unsecured. As of March 31, 2026, the Company had borrowed $316,235 under such Promissory Note, $316,235 of which has been paid by the Company at the closing of the Initial Public Offering and there was no amount outstanding As of March 31, 2026, borrowings under the promissory note are no longer available.

Advance from related party

As of March 31, 2026, the Company had a receivable from a related party of $7,610, representing an overpayment of a promissory note repayment made on March 4, 2026. The amount is expected to be reimbursed and is non-interest-bearing.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Representative Shares

The Company agreed to issue D. Boral, the representative of underwriters 50,000 Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). In connection with the partial exercise of the underwriters’ over-allotment option on February 2, 2026, the Company also agreed to issue an additional 1,048 Representative Shares to D. Boral, the representative of the underwriters. These Representative Shares will be registered in the registration statement of which the prospectus forms a part. The representative of the underwriters has agreed not to transfer, assign or sell any such shares until the completion of an initial Business Combination. In addition, the representative of the underwriters has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association. The Representative Shares issued to D. Boral have been granted customary registration rights in compliance with FINRA Rule 5110(g)(8).

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 475,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 454,194 and no shares of Class A ordinary shares issued and outstanding, (excluding the 20,419,385 and no shares of Class A ordinary shares subject to possible redemption), respectively.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 8 — WARRANTS

There were 10,209,693 Public Warrants and 201,573 Private Placement Warrants issued and outstanding as of March 31, 2026, reflecting the exercise of the underwriters’ over-allotment option. There were no Warrants outstanding as of December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their unaudited financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash and investments held in Trust Account	$205,359,486	$—
Cash	$1,743,401	$—

For the Three Months Ended March 31, 2026
Formation, general, and administrative costs	$223,362
Interest earned on cash and investments held in Trust Account	$1,165,636

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited statement of operation, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 10 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$205,359,486	$—

The fair value of the 10,209,693 Public Warrants issued in connection with the Initial Public Offering, including the underwriters’ partial exercise of the over-allotment option, was approximately $3,471,295, or $0.34 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within additional paid-in capital of shareholders’ equity section and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

January 30, 2026
Implied Class A ordinary share price	$9.83
Exercise price	$11.50
Expected term to De-SPAC	2 years
Warrant term	7 years
Selected volatility	2.50%
Probability of De-SPAC and market adjustment	30.00%
Risk-free rate (continuous)	3.97%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Xsolla SPAC 1 References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Xsolla SPAC I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 16, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,102,874, which consists of interest earned on cash and investments held in the Trust Account of $1,165,636 and change on overallotment liability of $160,600, offset by formation, general, and administrative costs of $223,362.

Liquidity and Capital Resources

On January 30, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Xsolla SPAC I LLC (the “Sponsor”), generating gross proceeds of $4,000,000.

Following the Initial Public Offering, the exercise of the Over-Allotment Option and the sale of the Private Units, a total of $204,193,850 was placed in the Trust Account. We incurred $2,674,141, consisting of $1,531,454 of cash underwriting discount, $501,802 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $100,050. Net income of $1,102,874 was affected by interest earned on cash and investments held in the Trust Account of $1,165,636, payment of operation costs through promissory note of $46,945 and change in fair value of overallotment liability of $160,600. Changes in operating assets and liabilities provided $76,367 of cash for operating activities.

As of March 31, 2026, we had cash and investments held in the Trust Account of $205,359,486 (including approximately $1,165,636 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,743,401 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. For the three months ended March 31, 2026, $21,290 has been accrued for these services in the Company’s balance sheets.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit, or $1,531,454 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Critical Accounting Policies

As of March 31, 2026, there were no critical accounting estimates that required significant judgments or estimates by management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. D. Boral Capital acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290802). The Securities and Exchange Commission declared the registration statement effective on January 12, 2026.

On February 2, 2026, the Company consummated the closing of an additional 419,385 Units pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $4,193,850.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 403,146 private placement units (the “Private Placement Units”), including the impact of the partial exercise of the over-allotment option, at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Xsolla SPAC I LLC (the “Sponsor”), generating gross proceeds of $4,031,460. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (“Private Placement Warrant). Each Private Placement Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $204,193,850 was placed in the Trust Account.

We paid a total of $2,674,141, consisting of $1,531,454 of cash underwriting discount, $501,802 representing fair value of representative shares issued to the representative of the underwriters, and $640,885 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 28, 2026, by and between the Company and D. Boral Capital LLC, as representative of the underwriters (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement, dated as of January 28, 2026, by and between the Company and Odyssey Transfer & Trust Company, as warrant agent (1)
10.1	Letter Agreement, dated January 28, 2026, by and among the Company, Xsolla SPAC 1, the initial shareholders and the officers and directors of the Company (1)
10.2	Investment Management Trust Agreement, dated as of January 28, 2026, by and between the Company and Odyssey Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated as of January 28, 2026, by and among the Company and certain security holders of the Company (1)
10.4	Private Units Subscription Agreement, dated January 28, 2026, by and between the Company and Xsolla SPAC I LLC (1)
10.5	Indemnity Agreement, dated as of January 28, 2026, by and between the Company and each of the officers and directors of the Company (1)
10.6	Administrative Services Agreement, dated January 28, 2026, by and between the Company and Xsolla SPAC 1 (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 2, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSOLLA SPAC 1

Date: May 15, 2026	By:	/s/ Dmitry Burkovskiy
	Name:	Dmitry Burkovskiy
	Title:	Chief Executive Officer; Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Rytis Joseph Jan
	Name:	Rytis Joseph Jan
	Title:	Chief Financial Officer; Director
(Principal Financial and Accounting Officer)