Form 10-Q
period 2026-06-30
Xsolla SPAC 1
filed 2026-08-14
CIK 2088807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 20,873,579 Class A ordinary shares, $0.0001 par value and 6,806,462 Class B ordinary shares, $0.0001 par value, issued and outstanding.

XSOLLA SPAC 1

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

XSOLLA SPAC 1

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025

Assets:
Current assets
Cash	$1,750,553	$—
Prepaid Insurance	46,127	—
Advance to related party	45	—
Prepaid expenses	47,364	4,673
Total current assets	1,844,089	4,673
Deferred offering costs	—	218,347
Cash and Investments held in Trust Account	207,159,708	—
Total Assets	$209,003,797	$223,020

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Liabilities:
Current liabilities
Accrued offering costs	$75,000	$28,267
Accrued expenses	115,974	5,000
Due to Sponsor	100,000	—
Due to Related Parties	114,124	—
Promissory note – related party	—	241,415
Total current liabilities	405,098	274,682
Total Liabilities	405,098	274,682

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,419,385 and no shares at $10.15 and $0 per share redemption value as of June 30, 2026 and December 31, 2025, respectively	207,159,708	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 475,000,000 shares authorized; 454,194 and no shares issued and outstanding (excluding 20,419,385 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	45	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,806,462 and 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	680	767
Additional paid-in capital	—	24,233
Retained earnings/ (Accumulated deficit)	1,438,266	(76,662)
Total Shareholders’ Equity (Deficit)	1,438,991	(51,662)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$209,003,797	$223,020

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general, and administrative costs	$145,106	$368,468
Loss from operations	(145,106)	(368,468)

Other income:
Change in fair value of over-allotment liability	—	160,600
Interest earned on cash and investments held in Trust Account	1,800,222	2,965,858
Total Other Income	1,800,222	3,126,458

Net income	$1,655,116	$2,757,990

Weighted average shares outstanding, Class A redeemable and non-redeemable ordinary shares outstanding, basic and diluted	20,873,579	17,406,850

Basic and diluted net income per share, Class A redeemable and non-redeemable ordinary shares outstanding	$0.06	$0.11

Weighted average shares outstanding, Class B non-redeemable ordinary shares, basic and diluted (1)	6,806,462	6,780,975

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.11

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2025	—	$—	7,666,667	$767	$24,233	$(76,662)	$(51,662)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,402,378)	—	(7,402,378)

Sale of 403,146 Private Placement Units	403,146	40	—	—	4,031,420	—	4,031,460

Fair Value of Public Warrants at issuance	—	—	—	—	3,471,295	—	3,471,295

Fair Value of representative shares deferred until IPO	51,048	5	—	—	501,797	—	501,802

Allocated value of transaction costs to other equity-classified instruments	—	—	—	—	(69,294)	—	(69,294)

Forfeiture of Founder Shares	—	—	(860,205)	(87)	87	—	—

Net income	—	—	—	—	—	1,102,874	1,102,874

Balance – March 31, 2026	454,194	$45	6,806,462	$680	$557,160	$1,026,212	$1,584,097

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(557,160)	(1,243,062)	(1,800,222)

Net income	—	—	—	—	—	1,655,116	1,655,116

Balance – June 30, 2026	454,194	$45	6,806,462	$680	$—	$1,438,266	$1,438,991

(1)	As of December 31, 2025, up to 1,000,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 2, 2026, upon the partial exercise of the over-allotment option, 139,795 Founder Shares were no longer subject to forfeiture. On March 11, 2026, the Sponsor surrendered the remaining 860,205 Founder Shares to the Company for no consideration upon expiration of the unexercised portion of the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,757,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,965,858)
Payment of formation, general, and administrative costs through promissory note	46,945
Change in fair value of over-allotment liability	(160,600)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,691)
Accrued expenses	110,974
Net cash used in operating activities	(253,240)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(204,193,850)
Net cash used in investing activities	(204,193,850)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,662,396
Proceeds from sale of Private Placement Units	4,031,460
Advances to related party	(45)
Due to related parties	114,124
Due to Sponsor	53,873
Repayment of promissory note – related party	(316,235)
Payment of offering costs	(347,930)
Net cash provided by financing activities	206,197,643

Net Change in Cash	1,750,553
Cash – Beginning of period	—
Cash – End of period	$1,750,553

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$27,875
Accretion of Class A ordinary shares to redemption value	$9,202,600
Fair value of representative shares	$501,802
Over-allotment option liability	$160,600
Forfeiture of Founder Shares	$87

The accompanying notes are an integral part of these unaudited financial statements.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 16, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering,” as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Xsolla SPAC I LLC (the “Sponsor”), generating gross proceeds of $4,000,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the Company’s prospectus. The Private Placement Warrants included within the Private Placement Units are identical to the Public Warrants, except that they are subject to certain transfer, redemption and other provisions as described elsewhere in these financial statements and the Company’s prospectus.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JUNE 30, 2026

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K. As of December 31, 2025 and for the period from September 16, 2025 (inception) through December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,750,553 and $0 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $207,159,708, were held in a money market account. As of December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2026, the Company held cash balances in excess of federally insured limits. The Company has not experienced any losses on such accounts and management believes the Company is not exposed to significant risks on such accounts.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option at the time of the Initial Public Offering. As of June 30, 2026, the underwriters’ over-allotment option has expired and, accordingly, no related liability is recognized in the Company’s balance sheet.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under FASB ASC Topic 815-40, the Public Warrants and the Private Placement Warrants included in the Private Placement Units meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited statements of operations. As of June 30, 2026, there are 10,209,693 Public Warrants and 201,573 Private Placement Warrants issued and outstanding, reflecting the exercise of the underwriters’ over-allotment option. As of December 31, 2025, there were no Warrants outstanding.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the Public Shares will result in charges against additional paid-in capital (to the extent available) and then accumulated deficit. Accordingly, as of June 30, 2026, the 20,419,385 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$204,193,850
Less:
Proceeds allocated to Public Warrants	(3,471,295)
Proceeds allocated to over-allotment option	(160,600)
Class A ordinary shares issuance at cost	(2,604,847)
Plus:
Remeasurement of carrying value to redemption value	7,402,378
Class A ordinary shares subject to possible redemption, March 31, 2026	205,359,486
Plus:
Remeasurement of carrying value to redemption value	1,800,222
Class A ordinary shares subject to possible redemption, June 30, 2026	$207,159,708

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 10,411,266 ordinary shares in the calculation of diluted income (loss) per ordinary share, because the exercise of the warrants is contingent upon future events.

The Company considered the effect of 1,000,000 non-redeemable Class B ordinary shares that were subject to forfeiture contingent upon the extent of the exercise of the underwriters’ over-allotment option. Upon the partial exercise of the over-allotment option on February 2, 2026, 139,795 of these shares were no longer subject to forfeiture and were included in weighted-average shares outstanding from that date. The remaining 860,205 shares were subsequently surrendered to the Company for no consideration on March 11, 2026.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,248,127	$406,989	$1,984,797	$773,193
Denominator:
Weighted-average shares outstanding	20,873,579	6,806,462	17,406,850	6,780,975
Basic and diluted income per share	$0.06	$0.06	$0.11	$0.11

During the preparation of the Company’s unaudited financial statements for the three and six months ended June 30, 2026, the Company identified an error in the calculation of weighted-average Class B ordinary shares outstanding for the three months ended March 31, 2026. Certain Founder Shares subject to forfeiture were incorrectly included in weighted-average shares outstanding prior to the resolution of the applicable forfeiture contingency. The correction resulted in a reallocation of net income between Class A and Class B ordinary shares and affected earnings per share but had no effect on total net income. The Company evaluated the error and concluded that it was not material, individually or in the aggregate, to the previously issued financial statements and that correction of the error was not material to the current-period financial statements. Accordingly, the affected prior-period amounts presented herein have been revised to correct the error.

	For the three months ended March 31, 2026
	As Previously Reported	Adjustment	As Revised
Class A – Allocation of net income	$713,776	$28,435	$742,211
Class B – Allocation of net income	$389,098	$(28,435)	$360,663
Class A – Weighted-average shares outstanding	13,901,600	—	13,901,600
Class B – Weighted-average shares outstanding	7,578,130	(822,926)	6,755,204
Class A – Basic and diluted EPS	$0.05	—	$0.05
Class B – Basic and diluted EPS	$0.05	—	$0.05

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

JUNE 30, 2026

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

On January 28, 2026, the Sponsor entered into agreement with directors and officers to transfer 73,334 Founder Shares to each of the Company’s directors and officers (for an aggregate of 660,006 Founder Shares), at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share in exchange for their services as independent directors and officers through the Company’s initial Business Combination. The Founder Shares transferred were subject to several conditions under which the Sponsor held the same at the execution. The transfer of the Founder Shares to the holders is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 660,006 Founder Shares transferred to the holders on January 28, 2026, was $1,696,215 or $2.57 per share. The Company established the initial fair value of Founder Shares on January 28, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation experts which takes into consideration the implied Class A share price of $9.83, the probability of De-SPAC and market adjustment of 30.0%, selected discount for lack of marketability of 13.0%, and risk-free rate of 3.97%. The aggregate fair value of the Founder Shares transferred is classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned/transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares assigned/transferred times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares, if there’s any. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

General and Administrative Services

The Company entered into an agreement with the Sponsor, commencing on January 28, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. As of June 30, 2026, $51,290 has been accrued for these services in the Company’s balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of such Working Capital Loans have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Promissory Note — Related Party

On December 29, 2025, the Company entered into Amendment No. 1 to the promissory note (the “Promissory Note”) dated September 19, 2025 to extend the maturity of the Promissory Note to the earlier of (i) June 30, 2026 and (ii) the closing of the Initial Public Offering. The Sponsor agreed to loan the Company up to $2,000,000. These loans are non-interest bearing and unsecured. The Company had borrowed $316,235 under such Promissory Note, $316,235 of which has been paid by the Company at the closing of the Initial Public Offering and there was no amount outstanding. As of June 30, 2026, borrowings under the promissory note are no longer available.

Advance to Related Party

On February 4, 2026, the Company attempted to repay $7,610 outstanding under the Promissory Note to a related party. The payment was subsequently returned on March 4, 2026, resulting in an amount due to the related party of $7,610 as of March 31, 2026. The balance was subsequently settled through several transactions and related adjustments in April 2026. Following such settlement and related adjustments, the Company had a receivable from the related party of $45 as of June 30, 2026. The receivable is non-interest-bearing and is expected to be reimbursed.

Due to Sponsor

From time to time, the Sponsor pays certain operating and offering costs on behalf of the Company. Such amounts are non-interest bearing, unsecured and payable on demand. As of June 30, 2026 and December 31, 2025, the balance due to the Sponsor was $100,000 and $0, respectively.

Due to Related Parties

From time to time, certain related parties pay operating expenses on behalf of the Company. Such amounts are recorded as Due to related parties in the accompanying balance sheet. The balances are non-interest bearing, unsecured and payable on demand. As of June 30, 2026 and December 31, 2025, the balance due to related parties was $114,124 and $0, respectively.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 2, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 419,385 Units. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 2,580,615 over-allotment option Units. On March 11, 2026, the underwriters forfeited the remaining unexercised balance of 2,580,615 over-allotment option Units.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit or $1,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters were entitled to a cash underwriting discount of $0.075 per additional Unit or $31,454 in aggregate, paid on February 2, 2026 and the $6 has been transferred to the Company’s bank operating account.

Representative Shares

The Company agreed to issue D. Boral, the representative of underwriters, 50,000 Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). In connection with the partial exercise of the underwriters’ over-allotment option on February 2, 2026, the Company also agreed to issue an additional 1,048 Representative Shares to D. Boral. These Representative Shares were registered in the registration statement of which the prospectus forms a part. The representative of the underwriters has agreed not to transfer, assign or sell any such shares until the completion of an initial Business Combination. In addition, the representative of the underwriters has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association. The Representative Shares issued to D. Boral have been granted customary registration rights in compliance with FINRA Rule 5110(g)(8).

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. These securities have resale registration rights including three demands (one at the Company’s expense and two at D. Boral’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 475,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 454,194 and no shares of Class A ordinary shares issued and outstanding, (excluding the 20,419,385 and no shares of Class A ordinary shares subject to possible redemption), respectively.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 8 — WARRANTS

There were 10,209,693 Public Warrants and 201,573 Private Placement Warrants issued and outstanding as of June 30, 2026, reflecting the exercise of the underwriters’ over-allotment option. There were no Warrants outstanding as of December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who uses net income as the primary measure of segment profit or loss to assess performance and allocate resources. The CODM also reviews the Company’s assets, operating results and other financial metrics in evaluating the Company’s financial performance. Accordingly, management has determined that the Company operates as a single reportable segment.

The measure of segment profit or loss is reported in the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. In addition to net income and total assets, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash and investments held in Trust Account	$207,159,708	$—
Cash	$1,750,553	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general, and administrative costs	$145,106	$368,468
Interest earned on cash and investments held in Trust Account	$1,800,222	$2,965,858

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

The CODM reviews the position of total assets as reported in the Company’s balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

XSOLLA SPAC 1

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$207,159,708	$—

The fair value of the 10,209,693 Public Warrants issued in connection with the Initial Public Offering, including the underwriters’ partial exercise of the over-allotment option, was approximately $3,471,295, or $0.34 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within additional paid-in capital in shareholders’ equity and will not require remeasurement after issuance. The valuation assumptions presented below were applied to the Public Warrants issued on January 30, 2026 and the additional Public Warrants issued upon the partial exercise of the underwriters’ over-allotment option on February 2, 2026. The following table presents the quantitative information regarding the market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operation, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 16, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,655,116, which consists of interest earned on cash and investments held in the Trust Account of $1,800,222, offset by formation, general, and administrative costs of $145,106.

For the six months ended June 30, 2026, we had net income of $2,757,990, which consists of interest earned on cash and investments held in the Trust Account of $2,965,858 and change on overallotment liability of $160,600, offset by formation, general, and administrative costs of $368,468.

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

For the six months ended June 30, 2026, cash used in operating activities was $253,240. Net income of $2,757,990 was affected by interest earned on cash and investments held in the Trust Account of $2,965,858, payment of operation costs through promissory note of $46,945 and change in fair value of overallotment liability of $160,600. Changes in operating assets and liabilities provided $68,283 of cash for operating activities.

As of June 30, 2026, we had cash and investments held in the Trust Account of $207,159,708 (including approximately $2,965,858 of interest income consisting of interest earned on a money market account). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,750,553 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and shared personnel support services. For the three months ended June 30, 2026, $30,000 has been accrued for these services in the Company’s balance sheets.

The underwriters were entitled to a cash underwriting discount of $0.075 per Unit, or $1,531,454 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Critical Accounting Policies

As of June 30, 2026, there were no critical accounting estimates that required significant judgments or estimates by management.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting related to inadequate segregation of duties within accounting processes resulting from limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and bookkeeping.

Management continues to evaluate and implement measures designed to remediate this material weakness, including enhancing its accounting processes and procedures and utilizing additional third-party professionals to assist with the evaluation and application of complex accounting matters. The material weakness cannot be considered remediated until the applicable controls have been in operation for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for ours Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus for ours Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. D. Boral Capital acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290802). The Securities and Exchange Commission declared the registration statement effective on January 28, 2026.

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

XSOLLA SPAC 1

Date: August 14, 2026	By:	/s/ Dmitry Burkovskiy
	Name:	Dmitry Burkovskiy
	Title:	Chief Executive Officer; Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Rytis Joseph Jan
	Name:	Rytis Joseph Jan
	Title:	Chief Financial Officer; Director
(Principal Financial and Accounting Officer)